Form 10-K
period 2023-12-31
DBGS 2018-C1 Mortgage Trust
filed 2024-03-15
CIK 1752363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan, which constituted approximately 2.7%, 2.3% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan from January 1, 2023 to May 9, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

K-Star Asset Management LLC is the special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan, which constituted approximately 2.7%, 2.3% and 1.5%, respectively, of the asset pool of the issuing entity as of its cut-off date. In accordance with the Compliance and Disclosure Interpretations, Section 200.03 (Rules 13a-18 and 15d-18, Servicer’s Assessment of Compliance), this percentage must be reduced pro rata because it was only acting as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan from May 10, 2023 to December 31, 2023. As a result, it falls below the de minimis requirements in Item 1122 of Regulation AB and no such assessment or attestation is required.

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

With respect to the pari passu loan combinations that include The Gateway Mortgage Loan, the Aventura Mall Mortgage Loan, the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of The Gateway Mortgage Loan and CWCapital Asset Management LLC as special servicer of the Aventura Mall Mortgage Loan, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity, and the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan prior to May 10, 2023 and K-Star Asset Management LLC as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan on and after May 10, 2023 listed on the Exhibit Index are omitted from this Annual Report on Form 10-K for the reasons set forth in the Explanatory Notes above; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of The Gateway Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Aventura Mall Mortgage Loan, KeyBank National Association as primary servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan, Midland Loan Services, a Division of PNC Bank, National Association as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan prior to May 10, 2023 and K-Star Asset Management LLC as special servicer of the West Coast Albertsons Portfolio Mortgage Loan, the Moffett Towers II - Building 1 Mortgage Loan and the Willow Creek Corporate Center Mortgage Loan on and after May 10, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as certificate administrator and as custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.83       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 33.5)

33.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 33.7)

33.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.9)

33.86       KeyBank National Association, as Primary Servicer of the West Coast Albertsons Portfolio Mortgage Loan

33.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.88       K-Star Asset Management LLC, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

33.90       Citibank, N.A., as Custodian of the West Coast Albertsons Portfolio Mortgage Loan

33.91       Park Bridge Lender Services LLC, as Operating Advisor of the West Coast Albertsons Portfolio Mortgage Loan (see Exhibit 33.6)

33.92       U.S. Bank National Association, as Servicing Function Participant of the West Coast Albertsons Portfolio Mortgage Loan

33.93       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.86)

33.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.95       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.96       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

33.97       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.90)

33.98       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.6)

33.99       U.S. Bank National Association, as Servicing Function Participant of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 33.92)

33.100     KeyBank National Association, as Primary Servicer of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 33.86)

33.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

33.102     K-Star Asset Management LLC, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

33.103     Wilmington Trust, National Association, as Trustee of the Willow Creek Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

33.104     Citibank, N.A., as Custodian of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 33.90)

33.105     Park Bridge Lender Services LLC, as Operating Advisor of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 33.6)

33.106     U.S. Bank National Association, as Servicing Function Participant of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 33.92)

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

34.83       Wells Fargo Bank, National Association, as Custodian of the Christiana Mall Mortgage Loan (see Exhibit 34.5)

34.84       CoreLogic Solutions, LLC, as Servicing Function Participant of the Christiana Mall Mortgage Loan (see Exhibit 34.7)

34.85       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.9)

34.86       KeyBank National Association, as Primary Servicer of the West Coast Albertsons Portfolio Mortgage Loan

34.87       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.88       K-Star Asset Management LLC, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

34.90       Citibank, N.A., as Custodian of the West Coast Albertsons Portfolio Mortgage Loan

34.91       Park Bridge Lender Services LLC, as Operating Advisor of the West Coast Albertsons Portfolio Mortgage Loan (see Exhibit 34.6)

34.92       U.S. Bank National Association, as Servicing Function Participant of the West Coast Albertsons Portfolio Mortgage Loan

34.93       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.86)

34.94       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.95       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.96       Wilmington Trust, National Association, as Trustee of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

34.97       Citibank, N.A., as Custodian of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.90)

34.98       Park Bridge Lender Services LLC, as Operating Advisor of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.6)

34.99       U.S. Bank National Association, as Servicing Function Participant of the Moffett Towers II - Building 1 Mortgage Loan (see Exhibit 34.92)

34.100     KeyBank National Association, as Primary Servicer of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 34.86)

34.101     Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

34.102     K-Star Asset Management LLC, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

34.103     Wilmington Trust, National Association, as Trustee of the Willow Creek Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

34.104     Citibank, N.A., as Custodian of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 34.90)

34.105     Park Bridge Lender Services LLC, as Operating Advisor of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 34.6)

34.106     U.S. Bank National Association, as Servicing Function Participant of the Willow Creek Corporate Center Mortgage Loan (see Exhibit 34.92)

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

35.24       Rialto Capital Advisors, LLC, as Special Servicer of the GSK North American HQ Mortgage Loan (see Exhibit 35.2)

35.25       Wells Fargo Bank, National Association, as Primary Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.26       Wells Fargo Bank, National Association, as Special Servicer of the Christiana Mall Mortgage Loan (see Exhibit 35.1)

35.27       KeyBank National Association, as Primary Servicer of the West Coast Albertsons Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

35.28       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.29       K-Star Asset Management LLC, as Special Servicer of the West Coast Albertsons Portfolio Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.30       KeyBank National Association, as Primary Servicer of the Moffett Towers II - Building 1 Mortgage Loan (Omitted. See Explanatory Notes.)

35.31       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.32       K-Star Asset Management LLC, as Special Servicer of the Moffett Towers II - Building 1 Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

35.33       KeyBank National Association, as Primary Servicer of the Willow Creek Corporate Center Mortgage Loan (Omitted. See Explanatory Notes.)

35.34       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan prior to May 10, 2023 (Omitted. See Explanatory Notes.)

35.35       K-Star Asset Management LLC, as Special Servicer of the Willow Creek Corporate Center Mortgage Loan on and after May 10, 2023 (Omitted. See Explanatory Notes.)

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

Date: March 14, 2024

/s/ Matt Smith

Matt Smith, Director

Date: March 14, 2024